Form 10QSB
period 1996-03-31
JES PROPERTIES LTD PARTNERSHIP
filed 1996-05-15
CIK 729626

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended March 31, 1996
                  --------------

Commission file number 0-12523
                       -------


                       JES PROPERTIES LIMITED PARTNERSHIP
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


         SOUTH CAROLINA                                         57-0756362
- -------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                              Identification No.)


Post Office Box 10025, Federal Station
Greenville, South Carolina                                         29603
- ----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip Code)


Registrant's telephone number, including area code:      (864) 242-0029
- ---------------------------------------------------      --------------

Former name, former address and former fiscal year,
- ---------------------------------------------------
if changed since last report:    N/A
- ----------------------------     ---


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days.

                 Yes   X                              No
                     -----                               -----

                         Part I. Financial Information

                    Item 1. Financial Statements (Unaudited)

                       JES Properties Limited Partnership

                      Condensed Balance Sheet (Unaudited)

                                 March 31, 1996



ASSETS
Cash and cash equivalents                                                  $  18,015

Note receivable, including interest of $44,238 (Note 3)                      977,100
  Less:  Sales commissions payable, including interest of $19,747           (159,419)
         Unamortized discount                                                 (8,150)
         Deferred gross profit on sale                                      (809,531)
                                                                           ---------

                                                                               -0-
                                                                           ---------

Total assets                                                               $  18,015
                                                                           =========

LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
  Accounts payable                                                         $   7,500

Partners' capital (deficit):
  General partners                                                            13,260
  Limited partners                                                            (2,745)
                                                                           ---------

                                                                              10,515
                                                                           ---------

Total liabilities and partners' capital (deficit)                          $  18,015
                                                                           =========


See accompanying notes.

                       JES Properties Limited Partnership

                Condensed Statements of Operations (Unaudited)




                                                                                         THREE MONTHS ENDED
                                                                                               MARCH 31
                                                                                        1996             1995
                                                                                     -------------------------
Interest income                                                                      $      3         $    370

Expenses:
 Administrative, including management fees of $1,250
  (1996 and 1995) to the general partners                                              18,812           17,696
                                                                                     -------------------------

Net (loss)                                                                           $(18,809)        $(17,326)
                                                                                     =========================

Net (loss) attributable to general partners (1.5%)                                   $   (282)        $   (260)

Net (loss) attributable to limited partners (98.5%)                                   (18,527)         (17,066)
                                                                                     -------------------------

                                                                                      (18,809)        $(17,326)
                                                                                     =========================

Net (loss) per limited partnership unit (599,868 units)                              $   (.03)        $   (.03)
                                                                                     =========================


See accompanying notes.

                       JES Properties Limited Partnership

                Condensed Statements of Cash Flows (Unaudited)



                                                                                        THREE MONTHS ENDED
                                                                                              MARCH 31
                                                                                        1996            1995
                                                                                     -------------------------
OPERATING ACTIVITIES
Net (loss)                                                                           $(18,809)       $ (17,326)
Increase in accounts receivable                                                             -           (9,500)
Increase in accounts payable                                                            7,500            5,340
                                                                                     -------------------------

Net cash used in operating activities                                                 (11,309)         (21,486)

FINANCING ACTIVITIES
Distributions paid                                                                     (2,765)               -
                                                                                     -------------------------

Net cash used in financing activities                                                  (2,765)               -
                                                                                     -------------------------

(Decrease) in cash and cash equivalents                                               (14,074)         (21,486)

Cash and cash equivalents at beginning of period                                       32,089           24,434
                                                                                     -------------------------

Cash and cash equivalents at end of period                                           $ 18,015        $   2,948
                                                                                     =========================



See accompanying notes.

                      JES Properties Limited Partnership

             Notes to Condensed Financial Statements (Unaudited)

                                March 31, 1996




1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.


2. INCOME TAXES

The entity has been treated as a partnership for income tax purposes. Accordingly, no taxes are provided on income of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.


3. SALE OF PARTNERSHIP ASSETS AND NOTE RECEIVABLE

In connection with the sale of its assets to Horsham Properties Limited, the Partnership received cash of $3,800,000 and a $3,820,000 purchase money promissory note ("the Note"). The Note bears interest at a stated rate of 6.97% per annum with interest only payments due on August 1, of 1988 G 1990. Pursuant to the terms of the note, Horsham exercised its option to defer the interest payments due on August 1, 1988, 1989 and 1990. Interest at 11.97% per annum accrues on any deferred interest payment. On August 1, 1991 and continuing each year on August 1 until the Note is paid in full, Horsham is to pay the Partnership consecutive annual installments of $1,000,000 (or such lesser sum as required to fully satisfy the Note), which shall be applied first to interest currently due and payable, second to accrued but unpaid interest and third to principal. On August 16, 1991, 1992, 1993, 1994 and 1995 the Partnership received the first five $1,000,000 payments from Horsham.

                       JES Properties Limited Partnership

3. SALE OF PARTNERSHIP ASSETS AND NOTE RECEIVABLE (CONTINUED)

Profits related to the note receivable are being deferred under the cost recovery method of accounting for sales of real estate. Interest income on the note receivable and amortization of the present value discount are credited to deferred gross profit and interest expense on the unpaid sales commissions is charged to deferred gross profit in accordance with the cost recovery method. Sales commissions and related interest are payable only out of collections on the note receivable and these funds have been placed in an interest-bearing escrow account for the payment of these commissions pending resolution of the litigation described in Note 4.

Interest income on the Note is being accrued at an imputed interest rate of 9.5% and deferred in accordance with the cost recovery methods of accounting for sales of real estate.


4. LITIGATION

On May 10, 1989, a group of 17 Limited Partners, derivatively on behalf of the Partnership, filed a suit against the Partnership's General Partners and Padmar, Inc. in the Court of Common Pleas, Greenville, South Carolina. The plaintiffs allege, among other things, that the General Partners did not have authority to consummate the sale to Horsham on August 18, 1987. All defendants denied plaintiffs' allegations, and the General Partners, by counterclaim, sought indemnification from the Partnership of their expenses and attorneys' fees incurred in defense of the suit, which through March 31, 1996 are in excess of $450,000.

On November 13, 1995, the South Carolina Court of Appeals affirmed the trial court's finding that the General Partners lacked authority to consummate the sale, but reduced the damages awarded by the lower court against the General Partners and Padmar from $6,868,162 to $1,317,581. Defendants intend to file a Petition for Certiorari with the South Carolina Supreme Court seeking to have that court review and reverse the Appellate Court's decision.

The defendants continue to believe that their defenses and their counterclaim are meritorious; but the ultimate outcome of the litigation and its affect on the Partnership cannot be predicted with certainty.

[ERNST & YOUNG LLP LOGO]  - Two Insignia Financial Plaza  - Phone: 864 242 5740
                            Suite 800
                            P.O. Box 10647
                            Greenville
                            South Carolina 29603




                     Independent Accountants' Review Report



The Partners
JES Properties Limited Partnership


We have reviewed the accompanying condensed balance sheet of JES Properties Limited Partnership as of March 31, 1996, and the related condensed statements of operations for the three-month periods ended March 31, 1996 and 1995 and the condensed statements of cash flows for the three-month periods ended March 31, 1996 and 1995. These financial statements are the responsibility of the Partnership's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data, and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit in accordance with generally accepted auditing standards, which will be performed for the full year with the objective of expressing an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying condensed financial statements referred to above for them to be in conformity with generally accepted accounting principles.





                                        /s/ ERNST & YOUNG LLP


April 18, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

MANAGEMENT'S DISCUSSION AND ANALYSIS

Administrative expenses have increased as the professional fees incurred for the preparation of the Partnership's Federal and state tax returns and the annual audit have increased. Should additional funds be needed to meet operating expenses, prior to the receipt of the next note payment from Horsham, the Partnership will seek to re-establish a short-term line of credit with a bank.



REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

The financial statements at March 31, 1996, and for the three-month period then ended, have been reviewed, prior to filing, by independent auditors, Ernst & Young LLP, and their report is included herein.

                           Part II. Other Information




Item 1.          Legal Proceedings


On May 10, 1989, a group of 17 Limited Partners, derivatively on behalf of the Partnership, filed a suit against the Partnership's General Partners and Padmar, Inc. in the Court of Common Pleas, Greenville, South Carolina. The plaintiffs allege, among other things, that the General Partners did not have authority to consummate the sale to Horsham on August 18, 1987. All defendants denied plaintiffs' allegations, and the General Partners, by counterclaim, sought indemnification from the Partnership of their expenses and attorneys' fees incurred in defense of the suit, which through March 31, 1996 are in excess of $450,000.

On November 13, 1995, the South Carolina Court of Appeals affirmed the trial court's finding that the General Partners lacked authority to consummate the sale, but reduced the damages awarded by the lower court against the General Partners and Padmar from $6,868,162 to $1,317,581. Defendants intend to file a Petition for Certiorari with the South Carolina Supreme Court seeking to have that court review and reverse the Appellate Court's decision.

The defendants continue to believe that their defenses and their counterclaim are meritorious; but the ultimate outcome of the litigation and its affect on the Partnership cannot be predicted with certainty.




Item 2.          Changes in Securities
                        None

Item 3.          Defaults upon Senior Securities
                        None

Item 4.          Submission of Matters to a Vote of Security Holders
                        None

Item 5.          Other Information
                        None

Item 6.          Exhibits and Reports on Form 8-K

                 27  Financial Data Schedule (for SEC use only)

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                       JES PROPERTIES LIMITED PARTNERSHIP


                    By:  /s/  Kenneth R. Padgett, Jr.
                         ---------------------------------------------------
                         Kenneth R. Padgett, Jr.
                         Managing General Partner


                                            May 6, 1996
                         ---------------------------------------------------
                                               (Date)