Form 10QSB
period 1996-06-30
JES PROPERTIES LTD PARTNERSHIP
filed 1996-08-14
CIK 729626

                     SECURITIES AND EXCHANGE COMMISSION

                          Washington, D. C.  20549

                                 Form 10-QSB

                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended June 30, 1996
                  -------------

Commission file number 0-12523
                       -------

                     JES PROPERTIES LIMITED PARTNERSHIP
      -----------------------------------------------------------------
           (Exact name of registrant as specified in its charter)



         SOUTH CAROLINA                               57-0756362
- -------------------------------                  --------------------
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                    Identification No.)


Post Office Box 10025, Federal Station
Greenville, South Carolina                              29603
- ----------------------------------------         --------------------
(Address of principal executive offices)              (Zip Code)



Registrant's telephone number, including area code:   (864) 675-6071
                                                      --------------

Former name, former address and former fiscal year, if changed since last
report:    N/A
           ---

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days.

             Yes  X        No
                 ---          ---

                     JES Properties Limited Partnership

                                    Index





PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements  (Unaudited)

         Condensed balance sheet - June 30, 1996

         Condensed statements of operations - Three months and six months ended
          June 30, 1996 and 1995

         Condensed statements of cash flows - Six months ended June 30, 1996 and 1995

         Notes to condensed financial statements - June 30, 1996

         Report of independent auditors on review of interim financial information


Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations


PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

Item 2.   Changes in Securities

Item 3.   Defaults upon Senior Securities

Item 4.   Submission of Matters to a Vote of Security Holders

Item 5.   Other Information

Item 6.   Exhibits and Reports on Form 8-K

SIGNATURES


                         Part I. Financial Statements

                   Item 1. Financial Statements (Unaudited)

                      JES Properties Limited Partnership

                     Condensed Balance Sheet (Unaudited)

                                June 30, 1996



ASSETS
Cash                                                           $    8,577
Note receivable, including interest of $61,363 (Note 3)           994,225
  Less: Sales commissions payable, including interest
          of $22,541                                             (162,213)
 Unamortized discount                                              (2,080)
 Deferred gross profit on sale                                   (829,932)
                                                               ----------
                                                                        0
                                                               ----------
  Total assets                                                 $    8,577
                                                               ==========
LIABILITIES AND PARTNERS' CAPITAL (DEFICIT)
Liabilities:
  Accounts payable                                             $    2,000
Partners' capital (deficit):
  General partners                                                 13,201
  Limited partners                                                 (6,624)
                                                               ----------
                                                                    6,577
                                                               ----------
                                                               $    8,577
                                                               ==========

See accompanying notes.

                       JES Properties Limited Partnership

                Condensed Statements of Operations  (Unaudited)




                                                    THREE MONTHS ENDED             SIX MONTHS ENDED
                                                         JUNE 30                        JUNE 30
                                                     1996        1995              1996         1995
                                                  ----------------------       -------------------------
Interest income                                   $       3   $       -        $         6   $      370
Expenses:
  Administrative, including management
    fees of $1,250 each quarter to the
    general partners (1996 and 1995)                  3,941       6,650             22,753       24,346
                                                  ---------------------        ------------------------

Net (loss)                                        $  (3,938)  $  (6,650)       $   (22,747)  $  (23,976)
                                                  =====================        ========================
Net (loss) attributable to general
  partners (1.5%)                                 $     (59)  $    (100)       $      (341)  $     (360)

Net (loss) attributable to limited
  partners (98.5%)                                   (3,879)     (6,550)           (22,406)     (23,616)
                                                  ---------------------        ------------------------

                                                  $  (3,938)  $  (6,650)       $   (22,747)  $  (23,976)
                                                  =====================        ========================
Net (loss) per limited partnership unit
  (599,868 units)                                 $    (.01)  $    (.01)       $      (.04)  $     (.04)
                                                  =====================        ========================

See accompanying notes.

                       JES Properties Limited Partnership

                Condensed Statements of Cash Flows  (Unaudited)






                                         SIX MONTHS ENDED
                                              JUNE 30
                                         1996        1995
                                       ---------  ----------
OPERATING ACTIVITIES
Net (loss)                             $(22,747)  $ (23,976)
Increase in accounts payable              2,000           -
                                       --------------------
Net cash used by operating activities   (20,747)    (23,976)

INVESTING ACTIVITIES
Increase in escrow deposit                    -           -

FINANCING ACTIVITIES
Distribution to partners                 (2,765)          -
                                       --------------------
(Decrease) in cash                      (23,512)    (23,976)

Cash at beginning of period              32,089      24,434
                                       --------------------
Cash at end of period                  $  8,577   $     458
                                       ====================

See accompanying notes.

                       JES Properties Limited Partnership

            Notes to Condensed Financial Statements  (Unaudited)

                                June 30, 1996




1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six-month period ended June 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.


2. INCOME TAXES

The entity has been treated as a partnership for income tax purposes. Accordingly, no taxes are provided on income of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.


3. SALE OF PARTNERSHIP ASSETS AND NOTE RECEIVABLE

In connection with the sale of its assets to Horsham Properties Limited, the Partnership received cash of $3,800,000 and a $3,820,000 purchase money promissory note ("the Note"). The Note bears interest at a stated rate of 6.97% per annum with interest only payments due on August 1, of 1988 - 1990. Pursuant to the terms of the Note, Horsham exercised its option to defer the interest payments due on August 1, 1988, 1989 and 1990. Interest at 11.97% per annum accrues on any deferred interest payment. On August 1, 1991 and continuing each year on August 1 until the Note is paid in full, Horsham is to pay the Partnership consecutive annual installments of $1,000,000 (or such lesser sum as required to fully satisfy the Note), which shall be applied first to interest currently due and payable, second to accrued but unpaid interest and third to principal. On August 16, 1991, 1992, 1993, 1994 and 1995 the Partnership received the first five $1,000,000 payments from Horsham.

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


4. LITIGATION

On May 10, 1989, a group of 17 Limited Partners, derivatively on behalf of the Partnership, filed a suit against the Partnership's General Partners and Padmar, Inc. in the Court of Common Pleas, Greenville, South Carolina. The plaintiffs allege, among other things, that the General Partners did not have authority to consummate the sale to Horsham on August 18, 1987. All defendants denied plaintiffs' allegations, and the General Partners, by counterclaim, sought indemnification from the Partnership of their expenses and attorneys' fees incurred in defense of the suit, which through June 30, 1996 are in excess of $450,000.

On November 13, 1995, the South Carolina Court of Appeals affirmed the trial court's finding that the General Partners lacked authority to consummate the sale, but reduced the damages awarded by the lower court against the General Partners and Padmar from $6,868,162 to $1,317,581. The defendants filed a Petition for Certiorari with the South Carolina Supreme Court in May 1996 seeking to have that court review and reverse the Appellate Court's decision.

The defendants continue to believe that their defenses and their counterclaim are meritorious; but the ultimate outcome of the litigation and its affect on the Partnership cannot be predicted with certainty.

                     Independent Accountants' Review Report



The Partners
JES Properties Limited Partnership


We have reviewed the accompanying condensed balance sheet of JES Properties Limited Partnership as of June 30, 1996, and the related condensed statements of operations for the three-month and six-month periods ended June 30, 1996 and 1995, and the condensed statements of cash flows for the six-month periods ended June 30, 1996 and 1995. These financial statements are the responsibility of the Partnership's management.

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


July 17, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


MANAGEMENT'S DISCUSSION AND ANALYSIS

Should additional funds be needed to meet operating expenses, prior to the receipt of the next note payment from Horsham, the Partnership will seek to re-establish a short-term line of credit with a bank.



REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

The financial statements at June 30, 1996, and for the six-month period then ended, have been reviewed, prior to filing, by independent auditors, Ernst & Young LLP, and their report is included herein.

                           Part II. Other Information




Item 1. Legal Proceedings

On May 10, 1989, a group of 17 Limited Partners, derivatively on behalf of the Partnership, filed a suit against the Partnership's General Partners and Padmar, Inc. in the Court of Common Pleas, Greenville, South Carolina. The plaintiffs allege, among other things, that the General Partners did not have authority to consummate the sale to Horsham on August 18, 1987. All defendants denied plaintiffs' allegations, and the General Partners, by counterclaim, sought indemnification from the Partnership of their expenses and attorneys' fees incurred in defense of the suit, which through June 30, 1996 are in excess of $450,000.

On November 13, 1995, the South Carolina Court of Appeals affirmed the trial court's finding that the General Partners lacked authority to consummate the sale, but reduced the damages awarded by the lower court against the General Partners and Padmar from $6,868,162 to $1,317,581. The defendants filed a Petition for Certiorari with the South Carolina Supreme Court in May 1996 seeking to have that court review and reverse the Appellate Court's decision.

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



                           JES PROPERTIES LIMITED PARTNERSHIP



                      By:  /s/  Kenneth R. Padgett, Jr.
                           -------------------------------------
                           Kenneth R. Padgett, Jr.
                           Managing General Partner


                                     August 14, 1996
                           -------------------------------------
                                         (Date)