Form 10QSB
period 1996-09-30
JES PROPERTIES LTD PARTNERSHIP
filed 1996-11-25
CIK 729626

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D. C.  20549

                                  Form 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For quarter ended September 30, 1996

Commission file number 0-12523


                       JES PROPERTIES LIMITED PARTNERSHIP
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


       SOUTH CAROLINA                                        57-0756362
-------------------------------                          ------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization)                           Identification No.)


Post Office Box 10025, Federal Station
Greenville, South Carolina                                     29603
-----------------------------------------------            --------------
(Address of principal executive offices)                     (Zip Code)


Registrant's telephone number, including area code:      (864) 675-6071
---------------------------------------------------       -------------

Former name, former address and former fiscal year, if changed since last
report:    N/A
-------    ---

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months and (2) has been subject to the filing requirements for the past 90 days.

                 Yes      X     No
                        ----        ----

                       JES Properties Limited Partnership

                                     Index




PART I.     FINANCIAL INFORMATION

Item 1.     Financial Statements  (Unaudited)

            Condensed balance sheet--September 30, 1996

            Condensed statements of operations--Three months and nine months ended September 30, 1996 and 1995

            Condensed statements of cash flows--Nine months ended
              September 30, 1996 and 1995

            Notes to condensed financial statements--September 30, 1996

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

Item 6.     Exhibits and Reports on Form 8-K


SIGNATURES

                          Part I. Financial Statements

                    Item 1. Financial Statements (Unaudited)

                       JES Properties Limited Partnership

                      Condensed Balance Sheet (Unaudited)

                               September 30, 1996




ASSETS
Cash                                                                                            $ 1,007,440
                                                                                                ===========


LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

   Accrued commission expense                                                                   $   163,156
   Accrued management fees                                                                              417
                                                                                                -----------
                                                                                                    163,573
Partners' capital:
   General partners                                                                                  25,761
   Limited partners                                                                                 818,106
                                                                                                -----------
                                                                                                    843,867

                                                                                                -----------
Total liabilities and capital                                                                   $ 1,007,440
                                                                                                ===========



See accompanying notes.

                       JES Properties Limited Partnership

                 Condensed Statements of Operations (Unaudited)





                                                          THREE MONTHS ENDED             NINE MONTHS ENDED
                                                             SEPTEMBER 30                  SEPTEMBER 30
                                                           1996       1995                1996       1995
                                                        ----------------------         -----------------------
 Profit and interest income, less commission of
   $163,156 in 1996 and 1995, recognized in
   connection with sale of assets                       $836,844      $836,844         $836,844       $836,844
 Other interest income                                     5,379         1,663            5,385          2,033
                                                        ----------------------         -----------------------
                                                         842,223       838,507          842,229        838,877

 Administrative expenses, including management
  fees of $1,250 each quarter to the
  general partners (1996 and 1995)                         4,933         4,359           27,686         25,870
                                                        ----------------------         -----------------------
 Net income                                             $837,290      $834,148         $814,543       $813,007
                                                        ======================         =======================
 Net income attributable to general
   partners (1.5%)                                      $ 12,559      $ 12,512         $ 12,218       $ 12,195

 Net income attributable to limited
   partners (98.5%)                                      824,731       821,636          802,325        800,812
                                                        ----------------------         -----------------------
                                                        $837,290      $834,148         $814,543       $813,007
                                                        ======================         =======================
 Net income per limited partnership unit
   (599,868 units)                                      $   1.37      $   1.37         $   1.34       $   1.33
                                                        ======================         =======================




See accompanying notes.

                       JES Properties Limited Partnership

                 Condensed Statements of Cash Flows (Unaudited)





                                                                                       NINE MONTHS ENDED
                                                                                         SEPTEMBER 30
                                                                                     1996             1995
                                                                                 ----------------------------
  OPERATING ACTIVITIES
  Net income                                                                     $   814,543       $  813,007

  Increase in accrued commission expense                                             163,156                -

  Increase in accrued management fees                                                    417                -
                                                                                 ----------------------------
  Net cash provided by operating activities                                          978,116          813,007

  FINANCING ACTIVITIES
  Distributions paid                                                                  (2,765)        (801,668)
                                                                                 ----------------------------
  Increase in cash                                                                   975,351           11,339

  Cash at beginning of period                                                         32,089           24,434
                                                                                 ----------------------------
  Cash at end of period                                                          $ 1,007,440       $   35,773
                                                                                 ============================



See accompanying notes.

                       JES Properties Limited Partnership

              Notes to Condensed Financial Statements (Unaudited)

                               September 30, 1996




1. BASIS OF PRESENTATION

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine-month period ended September 30, 1996 are not necessarily indicative of the results that may be expected for the year ending December 31, 1996. For further information, refer to the financial statements and footnotes thereto included in the Partnership's annual report on Form 10-KSB for the year ended December 31, 1995.


2. INCOME TAXES

The entity has been treated as a partnership for income tax purposes. Accordingly, no taxes are provided on income of the Partnership. Taxable income or loss of the Partnership is reported in the income tax returns of its partners.


3. SALE OF PARTNERSHIP ASSETS AND NOTE RECEIVABLE

In connection with the sale of its assets to Horsham Properties Limited, the Partnership received cash of $3,800,000 and a $3,820,000 purchase money promissory note ("the Note"). The Note earned interest at a stated rate of 6.97% per annum with interest only payments due on August 1, of 1988 through 1990. Pursuant to the terms of the Note, Horsham exercised its option to defer the interest payments due on August 1, 1988, 1989 and 1990. Interest at 11.97% per annum accrues on any deferred interest payment. On August 1, 1991 and continuing each year on August 1 until the Note is paid in full, Horsham paid the Partnership consecutive annual installments of $1,000,000 (or such lesser sum as required to fully satisfy the Note), which shall be applied first to interest currently due and payable, second to accrued but unpaid interest and third to principal. On August 16, 1991 through 1995, the Partnership received the first five $1,000,000 payments from Horsham. On August 19, 1996, the Partnership received the sixth and final $1,000,000 payment from Horsham.

                       JES Properties Limited Partnership

3. SALE OF PARTNERSHIP ASSETS AND NOTE RECEIVABLE (CONTINUED)

Profits related to the note receivable were deferred under the cost recovery method of accounting for sales of real estate. Interest income on the note receivable and amortization of the present value discount were credited to deferred gross profit and interest expense on the unpaid sales commissions was charged to deferred gross profit in accordance with the cost recovery method. Sales commissions and related interest are payable only out of collections on the note receivable. The sales commissions and related interest payable to the General Partners from the first five payments received from Horsham have been placed into an escrow account under the independent control of a bank pending the resolution of the litigation described in Note 4. The sales commissions from the sixth payment received from Horsham had not been paid as of September 30, 1996.

Interest income on the Note was accrued at an imputed interest rate of 9.5% and deferred in accordance with the cost recovery methods of accounting for sales of real estate.


4. LITIGATION

On May 10, 1989, a group of 17 Limited Partners, derivatively on behalf of the Partnership, filed a suit against the Partnership's General Partners and Padmar, Inc. in the Court of Common Pleas, Greenville, South Carolina. The plaintiffs allege, among other things, that the General Partners did not have authority to consummate the sale to Horsham on August 18, 1987. All defendants denied plaintiffs' allegations, and the General Partners, by counterclaim, sought indemnification from the Partnership of their expenses and attorneys' fees incurred in defense of the suit, which through September 30, 1996 are in excess of $473,000.

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

                       JES Properties Limited Partnership

4. LITIGATION (CONTINUED)

On September 6, 1996, a proposed settlement agreement was entered into between the plaintiffs and Fred M. Martin, one of the General Partners. Under the terms of the agreement, Mr. Martin will convey and assign to the Partnership all of his interest in the Partnership, commissions due or claimed to be due therefrom, all fees earned or claimed to be due from the plaintiffs or Partnership, and any other amounts due from the Partnership. Additionally, Mr. Martin will sign two promissory notes for $100,000 each which will be due and payable to the Partnership over a maximum of four years. In exchange, the plaintiffs will release and satisfy their judgment against Mr. Martin. The plaintiffs also requested the court to approve the reimbursement for their litigation costs advanced for Partnership and attorney fees totaling $67,354. This proposed settlement agreement was approved by the courts, subject to objection by a limited partner. No objection was received and the settlement agreement was considered effective October 4, 1996.

On November 11, 1996, the remaining defendants' petition for Certiorari with the South Carolina Supreme Court was denied and the Appellate Court's decision was upheld. Pursuant to this ruling, the accrued commissions of $163,156 at September 30, 1996 will be placed in an escrow account held on behalf of the limited partners.

                     Independent Accountants' Review Report



The Partners
JES Properties Limited Partnership


We have reviewed the accompanying condensed balance sheet of JES Properties Limited Partnership as of September 30, 1996, and the related condensed statements of operations for the three-month and nine-month periods ended September 30, 1996 and 1995, and the condensed statements of cash flows for the nine-month periods ended September 30, 1996 and 1995. These financial statements are the responsibility of the Partnership's management.

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


November 11, 1996

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


MANAGEMENT'S DISCUSSION AND ANALYSIS

Profit and interest income on the sale of assets are attributable to the receipt of the sixth and final $1,000,000 note payment on the Partnership's note receivable from Horsham.





REVIEW BY INDEPENDENT PUBLIC ACCOUNTANTS

The financial statements at September 30, 1996, and for the nine-month period then ended, have been reviewed, prior to filing, by independent auditors, Ernst & Young LLP, and their report is included herein.

                           Part II. Other Information




Item 1.  Legal Proceedings


On May 10, 1989, a group of 17 Limited Partners, derivatively on behalf of the Partnership, filed a suit against the Partnership's General Partners and Padmar, Inc. in the Court of Common Pleas, Greenville, South Carolina. The plaintiffs allege, among other things, that the General Partners did not have authority to consummate the sale to Horsham on August 18, 1987. All defendants denied plaintiffs' allegations, and the General Partners, by counterclaim, sought indemnification from the Partnership of their expenses and attorneys' fees incurred in defense of the suit, which through September 30, 1996 are in excess of $473,000.

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

On September 6, 1996, a proposed settlement agreement was entered into between the plaintiffs and Fred M. Martin, one of the General Partners. Under the terms of the agreement, Mr. Martin will convey and assign to the Partnership all of his interest in the Partnership, commissions due or claimed to be due therefrom, all fees earned or claimed to be due from the plaintiffs or Partnership, and any other amounts due from the Partnership. Additionally, Mr. Martin will sign two promissory notes for $100,000 each which will be due and payable to the Partnership over a maximum of four years. In exchange, the plaintiffs will release and satisfy their judgment against Mr. Martin. The plaintiffs also requested the court to approve the reimbursement for their litigation costs advanced for Partnership and attorney fees totaling $67,354. This proposed settlement agreement was approved by the courts, subject to objection by a limited partner. No objection was received and the settlement agreement was considered effective October 4, 1996.

On November 11, 1996, the remaining defendants' petition for Certiorari with the South Carolina Supreme Court was denied and the Appellate Court's decision was upheld. Pursuant to this ruling, the accrued commissions of $163,156 at September 30, 1996 will be placed in an escrow account held on behalf of the limited partners.

Item 2.  Changes in Securities
                          None

Item 3.  Defaults upon Senior Securities
                          None

Item 4.  Submission of Matters to a Vote of Security Holders
                          None

Item 5.  Other Information
                          None

Item 6.  Exhibits and Reports on Form 8-K

                          27 - Financial Data Schedule
                                  (for SEC use only)

SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                       JES PROPERTIES LIMITED PARTNERSHIP


                                  By:  /s/  Kenneth R. Padgett, Jr.
                                       --------------------------------------
                                       Kenneth R. Padgett, Jr.
                                       Managing General Partner


                                                 November 15, 1996
                                       --------------------------------------
                                                      (Date)